Form 10-K
period 2025-12-31
Exeter Automobile Receivables Trust 2022-5
filed 2026-03-27
CIK 1946318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Exeter and Citibank, N.A. (“Citibank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2025 (the “2025 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025, and for the 2025 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Exeter has been identified by the registrant as a servicer during the 2025 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2025 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.6
Omnibus Amendment, dated as of August 13, 2025, among EFCAR, Wilmington Trust Company, the Trust, Exeter Holdings Trust 2022-5 and Citibank, N.A., and acknowledged and agreed to by Exeter, constituting (i) Amendment No. 1 to that certain Amended and Restated Trust Agreement of the Trust, dated as of September 18, 2022, and (ii) Amendment No. 1 to that certain Indenture, dated as of September 18, 2022 (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on August 19, 2025, which is incorporated herein by reference).

4.7
Capital Contribution Agreement, dated as of August 13, 2025, among Exeter, EFCAR, Exeter Automobile Receivables Trust 2022-2, Exeter Automobile Receivables Trust 2022-3, Exeter Automobile Receivables Trust 2022-4 and Exeter Automobile Receivables Trust 2022-5, and acknowledged and agreed to by Citibank, N.A., as indenture trustee (included in Exhibit 4.7 to the Trust’s Form 8-K, as filed with the Commission on August 19, 2025, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2026.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 27, 2026.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Citibank, N.A., dated February 27, 2026.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 27, 2026.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, N.A., dated February 27, 2026.
35.1*	Servicer Compliance Statement, dated March 27, 2026, of Exeter Finance LLC.
_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date: March 27, 2026	By:	/s/ Jason Kulas
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